Form 10-K
period 2014-10-31
John Deere Owner Trust 2013
filed 2015-01-28
CIK 1573133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

Commission File Number of issuing entity: 333-176018-03

Commission File Number of depositor:  333-176018

JOHN DEERE OWNER TRUST 2013

(Exact name of issuing entity as specified in its charter)

CIK Number of issuing entity: 0001573133

JOHN DEERE RECEIVABLES, INC.

(Exact name of depositor as specified in its charter)

CIK Number of depositor: 0000889668

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

CIK Number of sponsor: 0001168610

Delaware	37-6556173
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation Suite 600 First Interstate Bank
Building
1 East First Street
Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

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

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Provider (Financial Information)).

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

JOHN DEERE OWNER TRUST 2013

By:	John Deere Capital Corporation
(Servicer)

By:	/s/ Michael J. Mack
Michael J. Mack
President

Dated:   January 28, 2015

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