Form 10-K/A
period 2014-12-31
John Deere Owner Trust 2013
filed 2015-05-20
CIK 1573133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

CIK Number of sponsor: 0000027673

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

None.

Explanatory Note

The purpose of this Amendment No. 1 to the John Deere Owner Trust 2013 Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“Commission”) on January 28, 2015, is solely to re-file Exhibit 31.1 to the Form 10-K in response to comments received from the Staff of the Commission. The revised certificate is filed herewith as Exhibit 31.1 and the Exhibit Index to this Amendment No. 1 has been updated accordingly.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE OWNER TRUST 2013

	By:	John Deere Capital Corporation
(Servicer)

	By:	/s/ Michael J. Mack
Michael J. Mack, Jr.
President

Dated: May 20, 2015

EXHIBIT INDEX

Exhibit No.

31.1	Certification